Form 10-Q
period 1996-03-31
DENVER & EPHRATA TELEPHONE & TELEGRAPH CO
filed 1996-05-10
CIK 903269

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
         (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1996

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from           to


                        Commission File Number: 000-21666


               DENVER AND EPHRATA TELEPHONE AND TELEGRAPH COMPANY
             (Exact name of registrant as specified in its charter)


                                  PENNSYLVANIA
                         (State or other jurisdiction of
                         incorporation or organization)


                I.R.S. Employer Identification Number: 23-0520190


                       130 East Main Street, P. O. Box 458
                        Ephrata, Pennsylvania 17522-0458
                    (Address of principal executive offices)


                  Registrant's Telephone Number: (717) 733-4101



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes  X      No
                                        ---        ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at May 10, 1996
              -----                            ---------------------------
Common Stock, par value $.50 per share              1,908,191 Shares

Total number of pages including cover page is _____. The index to exhibits is found on sequentially numbered page _____.

Form 10-Q

       DENVER AND EPHRATA TELEPHONE AND TELEGRAPH COMPANY AND SUBSIDIARIES

                                TABLE OF CONTENTS



Item No.                                                                         Page

                    PART I. FINANCIAL INFORMATION

   1.       Financial Statements

            Consolidated Statements of Income --
              For the three months ended
              March 31, 1996 and 1995 ............................                  1

            Consolidated Balance Sheets --
              March 31, 1996 and December 31, 1995 ...............                  2

            Consolidated Statements of Cash Flows --
              For the three months ended
              March 31, 1996 and 1995 ............................                  3

            Notes to Consolidated Financial Statements ...........                4-5


   2.       Management's Discussion and Analysis of Financial
            Condition and Results of Operations ..................               6-11



                         PART II.  OTHER INFORMATION


   6.       Exhibits and Reports on Form 8-K .....................                 12



            SIGNATURES ...........................................                 13


Form 10-Q Part I - Financial Information
Item 1. Financial Statements


       Denver and Ephrata Telephone and Telegraph Company and Subsidiaries
                        Consolidated Statements of Income
               For the three months ended March 31, 1996 and 1995
                                   (Unaudited)




OPERATING REVENUES                                                3/31/96           3/31/95
                                                                  -------           -------
   Local network services ................................     $  2,112,045      $  2,018,520
   Network access ........................................        3,916,975         3,757,739
   Long distance network services ........................        1,109,400         1,055,090
   Directory advertising .................................          730,319           664,709
   Other .................................................          408,785           433,356
   Revenue from subsidiaries .............................        2,604,610         1,791,113
                                                               ------------      ------------

      Total Operating Revenues ...........................       10,882,134         9,720,527
                                                               ------------      ------------

OPERATING EXPENSES

   Network operations ....................................        1,534,676         1,411,851
   Network access ........................................          492,156           464,269
   Depreciation ..........................................        1,781,873         1,653,076
   Customer services .....................................          428,931           417,562
   Financial and administrative services .................        1,184,839         1,086,272
   Directory and other, net ..............................          462,850           436,139
   Operating taxes, other than income ....................          361,062           366,127
   Costs of subsidiaries products sold ...................        1,173,199           625,544
   Other expenses from subsidiaries ......................        1,264,784         1,161,999
                                                               ------------      ------------

      Total Operating Expenses ...........................        8,684,370         7,622,839
                                                               ------------      ------------

           Operating Income ..............................        2,197,764         2,097,688
                                                               ------------      ------------

OTHER INCOME (EXPENSE)

   Allowance for funds used during construction ..........           34,579               --
   Equity in net income (loss) of affiliates .............           71,553           (57,838)
   Interest expense ......................................         (630,793)         (618,965)
   Other, net ............................................           11,466            18,733
                                                               ------------      ------------

      Total Other Income (Expense) .......................         (513,195)         (658,070)
                                                               ------------      ------------

          Income Before Minority Interest and Income
            Taxes.........................................        1,684,569         1,439,618

MINORITY INTEREST ........................................              864              --
                                                               ------------      ------------

          Income Before Income Taxes .....................        1,685,433         1,439,618

INCOME TAXES .............................................          657,412           583,364
                                                               ------------      ------------

NET INCOME ...............................................        1,028,021           856,254

   Preferred Dividend Requirements .......................           16,263            18,035
                                                               ------------      ------------

INCOME APPLICABLE TO COMMON SHARES .......................     $  1,011,758      $    838,219
                                                               ============      ============

   Average common shares outstanding .....................        1,906,332         1,900,250

   Earnings per common share .............................     $        .53      $        .44
                                                               ============      ============

   Dividends per common share ............................     $        .29      $        .27
                                                               ============      ============





                 See notes to consolidated financial statements.
                                        1

Form 10-Q Part 1 - Financial Information
Item 1. Financial Statements



       Denver and Ephrata Telephone and Telegraph Company and Subsidiaries
                           Consolidated Balance Sheets


                                                                                March 31,
                                                                                  1996         December 31,
                                  ASSETS                                       (unaudited)        1995
                                                                             --------------    -------------
CURRENT ASSETS
      Cash and cash equivalents ..........................................   $      23,231    $      50,911
      Accounts receivable ................................................       6,010,833        6,151,686
      Accounts receivable and notes
        receivable - affiliated companies ................................       1,035,662          833,064
      Inventories, lower of cost or market,
        at average cost ..................................................         834,713          778,330
      Prepaid expenses ...................................................       2,155,570        2,226,614
      Other current assets ...............................................         751,816          266,964
                                                                             -------------    -------------
             TOTAL CURRENT ASSETS ........................................      10,811,825       10,307,569
                                                                             -------------    -------------
INVESTMENTS
      Investments in affiliated companies ................................       8,909,781        8,193,201
      Other ..............................................................       2,927,403        2,920,721
                                                                             -------------    -------------
                                                                                11,837,184       11,113,922
                                                                             -------------    -------------
PROPERTY, PLANT AND EQUIPMENT
      Telephone plant in service .........................................     106,808,739      106,214,967
      Under construction .................................................       1,989,787        1,460,604
                                                                             -------------    -------------
                                                                               108,798,526      107,675,571
      Less accumulated depreciation ......................................      43,070,156       41,410,562
                                                                             -------------    -------------
                                                                                65,728,370       66,265,009
                                                                             -------------    -------------
OTHER ASSETS
      Unamortized software costs .........................................         221,946          253,653
      Accounts receivable - affiliated company ...........................         125,884          119,664
      Other ..............................................................         679,648          461,464
                                                                             -------------    -------------
                                                                                 1,027,478          834,781
                                                                             -------------    -------------
TOTAL ASSETS .............................................................   $  89,404,857    $  88,521,281
                                                                             =============    =============
                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Notes payable ......................................................   $   5,690,000    $   5,530,000
      Long-term debt maturing within one year ............................         367,907          365,612
      Accounts payable ...................................................       6,833,128        6,997,632
      Accrued taxes ......................................................         758,478          264,034
      Accrued interest ...................................................         634,704          464,385
      Advance billings, customer deposits and other ......................       3,174,016        3,429,718
                                                                             -------------    -------------
              TOTAL CURRENT LIABILITIES ..................................      17,458,233       17,051,381
                                                                             -------------    -------------

LONG-TERM DEBT ...........................................................      26,139,628       26,137,463
                                                                             -------------    -------------

OTHER LIABILITIES
      Deferred income taxes ..............................................       6,616,810        6,673,234
      Regulatory liability, net ..........................................         874,710          915,671
      Accrued retirement benefits ........................................         878,794          878,794
      Other ..............................................................         258,543          267,702
                                                                             -------------    -------------
                                                                                 8,628,857        8,735,401
                                                                             -------------    -------------


MINORITY INTEREST ........................................................         500,636          500,000

COMMITMENTS

SHAREHOLDERS' EQUITY
      Preferred stock, par value $100, cumulative, callable at par, at the option of the Company, authorized 20,000 shares, outstanding:
           Series A 4 1/2%,  14,456 shares ...............................       1,445,600        1,445,600
      Common stock, par value $50, authorized shares 5,000,000 ...........         953,717          952,930
        Outstanding shares,       1,907,433 at March 31, 1996
                                  1,905,859 at December 31, 1995
      Additional paid-in capital .........................................       1,566,630        1,467,570
      Unearned ESOP compensation .........................................      (1,196,774)      (1,196,774)
      Retained earnings ..................................................      33,908,330       33,427,710
                                                                             -------------    -------------
                                                                                36,677,503       36,097,036
                                                                             -------------    -------------
TOTAL LIABILITIES, MINORITY INTEREST
      AND SHAREHOLDERS' EQUITY ...........................................   $  89,404,857    $  88,521,281
                                                                             =============    =============


                 See notes to consolidated financial statements.
                                        2

Form 10-Q Part 1 - Financial Information
Item 1. Financial Statements

       Denver and Ephrata Telephone and Telegraph Company and Subsidiaries
                      Consolidated Statements of Cash Flows
               For the three months ended March 31, 1996 and 1995
                                   (Unaudited)



                                                                                March 31,       March 31,
                                                                                  1996            1995
                                                                               -----------     -----------
 CASH FLOWS FROM OPERATING ACTIVITIES

    Net income ..........................................................     $ 1,028,021      $   856,254
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization .................................       1,896,699        1,791,892
          Deferred income taxes .........................................         (97,385)         (19,014)
          Undistributed (earnings) losses of affiliates .................         (71,553)          57,838
          Distribution from affiliates ..................................         230,000          184,000
          Tax benefits applicable to ESOP ...............................           5,419            6,132
          Loss on retirement of property, plant and equipment ...........           1,756           17,647
          Allowance for funds used during construction ..................         (34,579)             --
          Losses applicable to minority interest ........................            (864)             --
    Changes in operating assets and liabilities
          Accounts receivable ...........................................         140,853          603,127
          Inventories ...................................................         (56,383)         (27,214)
          Prepaid expenses ..............................................          71,044          219,593
          Accounts payable ..............................................        (191,198)        (261,659)
          Accrued taxes and accrued interest ............................         664,763          383,562
          Advance billings, customer deposits and other .................        (255,702)        (463,050)
          Other, net ....................................................        (524,651)          (6,133)
                                                                              -----------      -----------

             Net Cash Provided by Operating Activities ..................       2,806,240        3,342,975
                                                                              -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES

    Capital expenditures ................................................      (1,352,025)      (1,302,751)
    Allowance for funds used during construction ........................          34,579              --
    Proceeds from sale of assets ........................................          24,838           33,011
    Cost of removal of plant retired ....................................         (26,264)         (24,714)
    Acquisition of other assets .........................................        (159,742)               0
    Increase in investments and advances to affiliates ..................      (1,557,852)        (821,149)
    Decrease in investments and repayments from affiliates ..............         494,019        2,477,732
                                                                              -----------      -----------

              Net Cash Provided by (Used in) Investing Activities........      (2,542,447)         362,129
                                                                              -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES

    Dividends on common and preferred stock .............................        (528,126)        (491,361)
    Net proceeds from (payments on) revolving lines of credit ...........         160,000       (3,335,000)
    Contributions from minority interest ................................           1,500              --
    Proceeds from issuance of common stock ..............................          75,153          128,610
    Redemption of Series B 5 1/2% Preferred Stock .......................             --          (128,900)
                                                                              -----------      -----------

               Net Cash Used in Financing Activities ....................        (291,473)      (3,826,651)
                                                                              -----------      -----------

DECREASE IN CASH
    AND CASH EQUIVALENTS ................................................         (27,680)        (121,547)

CASH AND CASH EQUIVALENTS
    BEGINNING OF PERIOD .................................................          50,911          139,558
                                                                              -----------      -----------

    END OF PERIOD .......................................................     $    23,231      $    18,011
                                                                              ===========      ===========






                 See notes to consolidated financial statements.
                                        3

Form 10-Q

       DENVER AND EPHRATA TELEPHONE AND TELEGRAPH COMPANY AND SUBSIDIARIES

                   PART I - FINANCIAL INFORMATION (continued)

               Item 1. Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)      BASIS OF PRESENTATION

         The accompanying financial statements are unaudited and have been prepared by Denver and Ephrata Telephone and Telegraph Company and Subsidiaries ("D and E") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the financial statements include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows of D and E for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The use of generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain items in the financial statements for the three months ended March 31, 1995 have been reclassified for comparative purposes. D and E believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in D and E's Annual Report on Form 10-K/A for the fiscal year ended
     December 31, 1995.

(2)      SUBSEQUENT EVENTS

         The Board of Directors of D and E (the "Board") has proposed reorganizing D and E into a holding company structure (the "Restructuring") pursuant to an Agreement and Plan of Exchange ("Plan of Exchange"), whereby D & E Communications, Inc. ("Holding Company") will become the parent company of D and E. Under the terms of the Plan of Exchange, each of the outstanding D and E Common Shares ($0.50 par value) (the "D and E Common Shares") will be exchanged (the "Share Exchange") for three Holding Company Common Shares ($0.16 par value) (the "Holding Company Common Shares"). In its effect, the Share Exchange will be similar to a three-for-one split of D and E Common Shares. As an additional aspect of the Restructuring, D and E intends to dividend all of the capital stock of its subsidiaries, Red Rose Systems, Inc. ("Red Rose") and D & E Marketing Corp. ("Marketing"), to the Holding Company after the exchange. The pro forma earnings per Holding Company Common Share as a result of the Restructuring are $0.18 and $0.15 for the first quarter of 1996 and 1995, respectively.

         On January 26, 1996, the Board proposed, and on February 27, 1996, the Board adopted and approved the Restructuring pursuant to the Plan of Exchange. On April 26, 1996, the Pennsylvania Public Utility Commission approved the Restructuring pursuant to the Plan of Exchange. On May 9, 1996, the shareholders of D and E approved the Restructuring pursuant to the Plan of Exchange. The Share Exchange will be effective upon the filing of Articles of Exchange in the Department of State in the Commonwealth of

Form 10-Q

       DENVER AND EPHRATA TELEPHONE AND TELEGRAPH COMPANY AND SUBSIDIARIES

                   PART I - FINANCIAL INFORMATION (continued)

               Item 1. Notes to Consolidated Financial Statements
                                   (Unaudited)

     Pennsylvania.

         The general purpose of the Restructuring is to establish a more appropriate corporate structure for the conduct of unregulated business activities. D and E believes that the Restructuring will better enable
     D and E to establish a broader base of income generation which will enhance the overall financial strength of the enterprise.


         D and E is positioning itself to participate in a new generation of wireless services known as PCS. In 1995, Red Rose became managing partner in The D and E Group, a partnership formed for the purpose of participating in PCS. Red Rose made an initial capital contribution of $2,000,000 to The D and E Group, which in turn, is a minority equity investor in PCS One, Inc. On May 6, 1996, the FCC closed the C Block Auction, and shortly thereafter released a public notice listing the winning bidders. PCS One, Inc. was the high bidder for the license to operate in the Lancaster, Pennsylvania market having submitted a bid of approximately $17,600,000 ($13,200,000 net after the 25% entrepreneurs' discount). In compliance with FCC rules, PCS One, Inc. must submit an initial down payment of $660,000 (5% of its winning bid) by May 14, 1996. The remainder of the down payment, an additional 5%, will be due shortly after the license is granted by the FCC, which is anticipated during the third quarter of 1996. The remaining 90 percent of the net auction price for the license may be paid in installments, with payments of interest only for the first 6 years and payments of interest and principal amortized over the remaining 4 years of the 10-year license term. Interest will be based on the rate for ten-year U.S. Treasury obligations on the date the license is granted.

       DENVER AND EPHRATA TELEPHONE AND TELEGRAPH COMPANY AND SUBSIDIARIES

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


         Monetary amounts presented in the following discussion are rounded to the nearest thousand dollars.


RESULTS OF OPERATIONS


         Net Income. Net income for the three months ended March 31, 1996 was $1,028,000, about 20.1% more than the net income of $856,000 recorded in the corresponding period in 1995. The increase occurred primarily due to an increase in equity in net income of affiliates of $129,000 and an increase in operating revenues of $1,162,000 offset by a corresponding increase in operating expenses of $1,062,000. Earnings per common share totaled $.53, as compared with earnings per common share of $.44 in the first quarter of last year.

         Operating Revenues. Total operating revenues for the first quarter of 1996 were $10,882,000, an increase of $1,162,000 or 12.0%, over the corresponding period last year.

         Local network services revenues are generated from providing local exchange and local private line services. Local network revenues for the three months ended March 31, 1996 increased $94,000 or 4.6% as compared to the same period in 1995. This increase was primarily due to a 2.9% growth in subscribers and revenues generated by a new service, Caller ID Deluxe, which was implemented June 1, 1995.

         Network access services revenues are received from D and E's subscribers, from local exchange carriers and interexchange carriers ("IXCs") for their use of local exchange facilities in providing interstate and intrastate long distance services to their customers and from settlement pools administered by the National Exchange Carrier Association, Inc. ("NECA"). Revenues in this category for the first three months of 1996 amounted to $3,917,000, an increase of $159,000 or 4.2% over the corresponding period in 1995. This increase was primarily due to an increase in interstate minutes of use for approximately $49,000 and intrastate minutes of use for approximately $190,000 combined with an increase in access lines for approximately $32,000, partially offset by a decline in interstate traffic sensitive revenues of approximately $118,000. The decline in interstate traffic sensitive revenues was due to lower interstate traffic sensitive rates, which were filed with the Federal Communications Commission (FCC) and, were effective July 1995.

     Long distance network services revenues are received from long distance calls made by residential and business customers within the Capital (southcentral) Region of Pennsylvania. Long distance network services revenues increased by $54,000 or 5.1% in the first quarter of 1996 primarily due to an increase in minutes of use.

     Directory advertising revenues increased $66,000 or 9.9% for the first quarter of 1996 due primarily to a rate increase of approximately 4.8% combined with an increase in local and regional advertisers of approximately 3.2%.

     Revenue from subsidiaries consists primarily of the following services furnished by Red Rose: sales and service of business telephone systems and

       DENVER AND EPHRATA TELEPHONE AND TELEGRAPH COMPANY AND SUBSIDIARIES

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


communications products, revenues from premise work and revenues from the long distance calling service, D and E Long Distance ("DELD"). Revenue from subsidiaries grew $813,000 or 45.4% for the first quarter of 1996 over the first quarter of 1995. This increase was primarily generated by a large system sales contract which began in January 1996. The contract is expected to be completed by September 1997 and is expected to generate revenues of approximately $2,101,000, of which $654,000 was recorded in the first quarter of 1996.

     Operating Expenses. Total operating expenses for the three month period ended March 31, 1996 were $8,684,000 which represents an increase of $1,062,000 or 13.9% over the same period in 1995.

     Network operations expenses are incurred in maintaining D and E's switching and transmission facilities, including digital central office switching equipment and outside plant cable and trunk facilities. Network operations include related employee costs, engineering expense, maintenance of land and buildings, testing, general purpose computers, office equipment, video conferencing and other materials and supplies. Network operations expense increased $123,000 or 8.7% during the first quarter of 1996. The increase is primarily due to an increase in wages and benefits.

     Depreciation expense increased $129,000 or 7.8% in the first quarter of 1996 over the corresponding period in 1995. The majority of the increase in depreciation expense was attributable to an increase in plant in service during the first quarter of 1996 and new depreciation rates that were effective January 1, 1996.

   Financial and administrative services expense increased $99,000 or 9.1% for the three month period over the corresponding period in the previous year. The increase was primarily due to an increase in wages and benefits.

     Costs of subsidiaries' products sold consist primarily of the material costs of equipment sales. The increase of $548,000 in these costs during the three month period ended March 31, 1996 compared to 1995, was principally due to expenses associated with the large system sales contract, discussed in "Revenue from subsidiaries" found on pages 6 and 7 of this quarterly report.

     Other expenses from subsidiaries include all operating expenses incurred by Red Rose and Marketing in the course of their business activities, excluding material costs, and operating taxes other than income taxes. These expenses increased $103,000 or 8.8% for the three month period, over the comparable period last year. This increase is primarily attributable to an increase in sales commissions. A portion of the sales commission increase was due to the commission associated with the large system sales contract.

     Other income (expense) for the three months ended March 31, 1996 was $513,000 in net expenses, a decrease of $145,000 over the same period in 1995. This decrease primarily related to an increase in equity in net income of affiliates of $129,000 and the allowance for funds used during construction ("AFUDC") of $35,000 recorded in the first quarter of 1996. In the past, AFUDC had been required for long-term plant under construction and now, as of September 1995, D and E is required to record AFUDC on short-term, as well as long-term, plant under construction in accordance with the new regulations issued by the Federal Communications Commission. Equity in net income of

       DENVER AND EPHRATA TELEPHONE AND TELEGRAPH COMPANY AND SUBSIDIARIES

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


affiliates increased primarily due to an increase in D and E's share of net income from cellular joint ventures of $101,000 and a decrease in the net loss from Monor Communications Group, Inc. ("MCG") of $55,000.

     MCG is a domestic corporate joint venture which owns 89.47% of Monor Telephone Company ("MTT"), which operates a telephone company in Hungary. Marketing owns 16.19% of MCG. The net loss reported by MCG is directly related to the losses of MTT. These result primarily from the foreign currency translation and exchange losses. The foreign currency losses relate to the use by MTT of the Hungarian Forint ("HUF") as the functional currency for accounting purposes. The MTT business plan reflects ongoing HUF/U.S. Dollar-devaluation based on Hungarian government estimates of 18%, 10% and 10%, respectively for the years 1996 through 1998. These losses are expected to be countered by MTT's ability to raise rates to customers in order to repay the Overseas Private Investment Corporation ("OPIC") loan with devalued HUFs. The telecommunications rate regulation in Hungary permits MTT to make certain inflation adjustments based upon the Producer Price Index ("PPI"), and, in fact, MTT raised rates approximately 10% in July of 1995 and 25% in January of 1996. Therefore, management has decided the cost of foreign currency hedging is not currently warranted. The Hungarian government has been increasingly receptive to the conversion of HUFs to U.S. Dollars, and MTT has not experienced, and does not expect to experience, any difficulties in making the necessary currency conversions.

     Income Taxes. The federal and state income taxes for the quarter ended March 31, 1996 increased by $74,000 or 12.7% over the corresponding period in 1995. This increase in income taxes was primarily due to an increase in pre-tax accounting income. The effective income tax rate for the first three months of 1996 was 39.0%, compared to 40.5% for the corresponding period last year. The decline in the effective income tax rate was primarily due to the decline in the Pennsylvania state income tax rate from 10.99% to 9.99% in June 1995.


FINANCIAL CONDITION


     Liquidity and Capital Resources. D and E believes that it has adequate internal and external resources available to meet ongoing operating requirements including network expansion and modernization and business development. D and E implemented an Employee Stock Purchase Plan in the second quarter of 1994 and a Dividend Reinvestment Plan in the fourth quarter of 1994 to raise additional capital to support operating requirements. These plans have provided $100,000 and $152,000 of additional funds in the three months ended March 31, 1996 and 1995, respectively. D and E expects that presently foreseeable capital requirements will be financed primarily through internally-generated funds, although additional short- or long-term debt or equity financing may be needed to fund development activities and to maintain D and E's capital structure within management's guidelines.

     D and E's primary source of funds for the first quarter of 1996 and 1995 was cash generated from operating activities. Net cash provided by operating activities was $2,806,000 in 1996, compared to $3,343,000 in 1995. The primary reason for such decrease was an increase in other assets, including deferred costs associated with the large system sales contract discussed in "Revenue

       DENVER AND EPHRATA TELEPHONE AND TELEGRAPH COMPANY AND SUBSIDIARIES

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


from subsidiaries" on pages 6 and 7 of this quarterly report.

     D and E's most significant investing activity was its numerous additions to property, plant and equipment. The most significant property, plant and equipment purchases, during the first three months of 1996, were as follows:
$368,000 in digital electronic switching equipment, $255,000 in general purpose computers, $174,000 in aerial cable and $138,000 in buildings.

     Another of D and E's significant investing activities includes D & E Marketing's investments in MCG, advances to MTT and receipts from MTT on those advances. Marketing invested $833,000 in MCG in the first quarter of 1996 and anticipates investing an additional $167,000 in MCG in the second quarter of 1996. Marketing advanced MTT an additional $596,000, and received $433,000 from MTT in the first quarter of 1996 for its advances to MTT.

     In March 1995, Marketing acquired common stock of MCG by forgiving $633,000, of its accounts receivable from MCG.

     As of March 31, 1996, D and E had unsecured lines of credit totaling $13,000,000 with two domestic banks. The outstanding amounts borrowed under these agreements at the end of the quarter totaled $5,690,000.

     D and E borrowed $2,711,000 on these lines of credit in the first quarter of 1996. A portion of these funds was used to invest in and provide working capital to telephone operations in Hungary as well as provide additional working capital for D and E. In addition, $833,000 was invested in MCG. These borrowings were offset by payments on the line of credit of $2,551,000. A portion of the repayments were possible due to $433,000 received from MCG on previous advances, a $230,000 distribution from cellular joint ventures and other cash generated from operations.

     Under covenants contained in D and E's debt agreements, of which the 8.95% ESOP Note is the most restrictive with regards to tangible net worth, at March 31, 1996, D and E must maintain a minimum tangible net worth of at least $29,700,000. D and E is also restricted from paying dividends and making certain investments in excess of the aggregate of $9,000,000 (of which $4,000,000 is only applicable to restricted investments) plus 75% of consolidated net income (or minus 100% of a net loss), determined on a cumulative basis from June 30, 1991. In addition, the debt agreements contain restrictions relating to, among other things, mortgages and liens, sales of capital assets and investments in fixed assets.

     D and E's ratio of total debt to total debt plus capital declined to 46.7% at March 31, 1996, compared to 47.0% at December 31, 1995.



OTHER


     In 1994, D and E constructed and installed, and now maintains, an enhanced 911 system in Lancaster County pursuant to an Agreement, which was modified on February 23, 1995, for D and E to furnish the County's 911 system with an Automatic Location Identification ("ALI") network. D and E estimates that this Agreement as modified will generate an estimated $9,000,000 of revenue over

       DENVER AND EPHRATA TELEPHONE AND TELEGRAPH COMPANY AND SUBSIDIARIES

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


its ten-year term. The ALI system is operational and the customer data information is being loaded into the system. Management anticipates that all initial information will be loaded by the end of the third quarter of 1996.

     On February 1, 1995, D and E redeemed 1,289 outstanding shares of its Series B 5 1/2% Preferred Stock at its $100 par value per share, plus accrued dividends thereon.

     On February 2, 1995, D and E and the other participating companies of MCG entered into a Project Completion Agreement with OPIC as a condition to OPIC's Finance Agreement with MTT. The Finance Agreement provides a credit facility to MTT in an amount up to $30,000,000. The Project Completion Agreement provides that D and E will guarantee payments to MTT or MCG in an amount determined by OPIC, not to exceed $3,333,000, if, in the opinion of OPIC, MTT has insufficient funds to achieve project completion or to meet its obligations as they become due and payable. Project Completion is defined to include certain physical completion tests and legal conditions of the facilities that MTT procures, constructs and installs and certain operational completion tests. The operations completion tests include MTT reaching a stipulated number of subscribers and reaching a certain dollar level of revenues.

     D and E is positioning itself to participate in a new generation of wireless services known as PCS. In 1995, Red Rose became managing partner in The D and E Group, a partnership formed for the purpose of participating in PCS. Red Rose made an initial capital contribution of $2,000,000 to The D and E Group, which in turn, is a minority equity investor in PCS One, Inc. On May 6, 1996, the FCC closed the C Block Auction, and shortly thereafter released a public notice listing the winning bidders. PCS One, Inc. was the high bidder for the license to operate in the Lancaster, Pennsylvania market having submitted a bid of approximately $17,600,000 ($13,200,000 net after the 25% entrepreneurs' discount). In compliance with FCC rules, PCS One, Inc. must submit an initial down payment of $660,000 (5% of its winning bid) by May 14, 1996. The remainder of the down payment, an additional 5%, will be due shortly after the license is granted by the FCC, which is anticipated during the third quarter of 1996. The remaining 90 percent of the net auction price for the license may be paid in installments, with payments of interest only for the first 6 years and payments of interest and principal amortized over the remaining 4 years of the 10-year license term. Interest will be based on the rate for ten-year U.S. Treasury obligations on the date the license is granted.

     The Board has proposed the Restructuring pursuant to the Plan of Exchange, whereby Holding Company will become the parent company of D and E. Under the terms of the Plan of Exchange, each of the outstanding D and E Common Shares will be exchanged for three Holding Company Common Shares. In its effect, the Share Exchange will be similar to a three-for-one split of D and E Common Shares. As an additional aspect of the Restructuring, D and E intends to dividend all of the capital stock of its subsidiaries, Red Rose and Marketing, to the Holding Company after the exchange. The pro forma earnings per Holding Company Common Share as a result of the Restructuring are $0.18 and $0.15 for the first quarter of 1996 and 1995, respectively.

     On January 26, 1996, the Board proposed, and on February 27, 1996, the Board adopted and approved the Restructuring pursuant to the Plan of Exchange. On April 26, 1996, the Pennsylvania Public Utility Commission approved the

       DENVER AND EPHRATA TELEPHONE AND TELEGRAPH COMPANY AND SUBSIDIARIES

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Restructuring pursuant to the Plan of Exchange. On May 9, 1996, the shareholders of D and E approved the Restructuring pursuant to the Plan of Exchange. The Share Exchange will be effective upon the filing of Articles of Exchange in the Department of State in the Commonwealth of Pennsylvania.

     The general purpose of the Restructuring is to establish a more appropriate corporate structure for the conduct of unregulated business activities. D and E believes that the Restructuring will better enable D and E to establish a broader base of income generation which will enhance the overall financial strength of the enterprise.

     D and E has added to its network Signaling Transfer Point ("STP") equipment and Service Control Point ("SCP") equipment in each of its Lititz and Ephrata Central Offices. D and E has also invested in an Advanced Intelligent Network ("AIN") ServiceBuilderTM. This will more than double D and E's existing Signaling System 7 ("SS7") Network and will enable D and E to provide AIN services in its territory as well as nationally. In addition, this equipment permits D and E to be a node in the Independent Telephone Network through which other telecommunications companies can obtain access to the national SS7 network.


FORWARD-LOOKING STATEMENTS


     This quarterly report contains certain forward-looking statements as to the future performance of various domestic and international investments of D and E and, upon consummation of the Share Exchange, Holding Company, including Monor Communications Group, Inc. and Monor Telephone Company. Actual results may differ as a result of factors over which neither D and E nor Holding Company has any control, including but not limited to, uncertainties and economic fluctuations in the domestic and foreign markets in which the companies compete, foreign-currency risks and increased competition in domestic markets due in large part to continued deregulation of the telecommunications industry.

Form 10-Q

       DENVER AND EPHRATA TELEPHONE AND TELEGRAPH COMPANY AND SUBSIDIARIES

                           PART II - OTHER INFORMATION



                    Item 6. Exhibits and Reports on Form 8-K

     (a)              Exhibits:



   Exhibit       Identification
     No.           of Exhibit                               Reference
   -------       --------------                             ---------

   2.1           Agreement and Plan of Exchange       Incorporated herein by
                 Between Denver and Ephrata           reference from Amendment
                 Telephone and Telegraph Company      No. 2 to the Registra-
                 (a Pennsylvania corporation) and     tion Statement on Form
                 D & E Communications, Inc.           S-4 (Registration No.
                 Pennsylvania corporation).           333-2960) for D & E
                                                      Communications, Inc.,
                                                      Exhibit 2.1.

   10.1          Network Product Purchase             Filed herewith.
                 Agreement between Northern
                 Telecom, Inc. and Denver
                 and Ephrata Telephone and
                 Telegraph Company dated
                 May 3, 1996.

   27            Financial Data Schedule.             Filed herewith.


         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed in the quarter ended March 31, 1996.

Form 10-Q

       DENVER AND EPHRATA TELEPHONE AND TELEGRAPH COMPANY AND SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          DENVER AND EPHRATA TELEPHONE
                                              AND TELEGRAPH COMPANY
                                                  (Registrant)



Date:  May 10, 1996                    By:        /s/ Thomas E. Morell
                                               -------------------------
                                                    Thomas E. Morell
                                         Chief Financial Officer and Treasurer

                                           (On Behalf of the Registrant and
                                            as Principal Financial Officer)





UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 10, 1996.

                                INDEX TO EXHIBITS


Exhibit          Identification
  No.              of Exhibit                           Reference
- - -------          --------------                         ---------
2.1              Agreement and Plan of Exchange         Incorporated herein by
                 Between Denver and Ephrata             reference from Amendment
                 Telephone and Telegraph Company        No. 2 to the Registra-
                 (a Pennsylvania corporation) and       tion Statement on Form
                 D & E Communications, Inc.             S-4 (Registration No.
                 (a Pennsylvania corporation).          333-2960) for D & E
                                                        Communications, Inc.,
                                                        Exhibit 2.1.

10.1             Network Product Purchase               Filed herewith.
                 Agreement between Northern
                 Telecom, Inc. and Denver
                 and Ephrata Telephone and
                 Telegraph Company dated
                 May 3, 1996.

27               Financial Data Schedule.               Filed herewith.